Form 10KSB
period 1999-12-31
BIG FUN TOYS INC
filed 2000-04-14
CIK 1101177

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31,1999.


                        Commission File Number 000-28537

                               BIG FUN TOYS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   95-4737488
    ----------------------                          -------------------
    (State of organization)                         (I.R.S. Employer
                                                    Identification No.)

          22147 PACIFIC COAST HIGHWAY, #4, MALIBU, CA           90265
          -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (310) 317-6939


       Securities registered pursuant to Section 12(b) of the Act,
                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year.               $0.00

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on March 1, 2000, was $0.00. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at March 1, 2000, was 750,000.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1999 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  6

Item   3.      Legal Proceedings                                           7

Item   4.      Submission of Matters to a Vote of Security Holders         7

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         7

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8

Item   7.      Financial Statements                                        8

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         8

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                         9

Item  10.      Executive Compensation                                     12

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                             13

Item  12.      Certain Relationships and Related Transactions             14

Item  13.      Exhibits and Reports on Form 8-K                           14

Signatures                                                                15

                                     PART I


Item   1.      Business

History
-------
     Big Fun Toys, Inc. ("Big Fun Toys" or the "Company") was incorporated May 9, 1997 under the laws of the State of Delaware. The Company sells toys, children's books and other children's related retail items over the Internet. Since its launch, the Company has been continuously expanding with more product selection and children/women related content and features, in addition to the forming of strategic partnerships. One such partnership under development is with a portal site, which is one of the fastest growing sites on the Internet. This will allow a symbiotic relationship providing the Company the use of 80 million page views per month where it will be featured as the premium destination for toys and content and allowing both companies to form common `communities' of content, chat room features, and other related links to enhance and attract business to both sites. The Company will focus on developing other strategic partnerships, as well, such as philanthropic partnerships with the Red Cross, March of Dimes, or other children-related causes. It will donate a certain percentage of its sales to one of these organizations and, in return, it will be able to advertise this partnership.

     E-commerce is growing at the phenomenal rate of over 60% annually as projected, by Jupiter Communications. Over 16 million people were estimated to do shopping online in 1998. The Internet is therefore a tremendous opportunity for companies with the right mix of products, technology, marketing and management.

The Company
-----------
     The Company is lead by an experienced management team with an average of over 15 years industry experience including start-ups. The founders have funded the start-up and initial launch with their own money. Current expansion is limited by the internal funding available for marketing and promotion. Marketing and promotion expenditures are directly related to the volume of anticipated traffic on the Company's website.

     The Company's business objective is to become the top "children's shopping destination" on the Internet. The concept is to develop a site with integrated retail content for children from age 1 to 14 years. This strategy consists in becoming one of the major toys, games, children's books and related retail items sites on the web. The Company intends to invest in the development of a complete shopping site that is easy to use for buyers, has a large selection and highly competitive prices. The initial online shipping site is fully developed and has been operational since mid-October, 1998. The site launch was timed for Halloween shopping.

     The management philosophy is to build a visionary company that is capable of quickly responding to the dynamic nature of e-commerce. The Company is committed to becoming the leading independent Internet site for the children's non-clothing retail niche. For instance, the Company will carry seasonally hot toys, computer and video games, music CDs, videos, collectible toys and licensed sports jerseys. With additional funding growth rates of 300 to 600% are possible.

     The marketing strategy is to compete on price and selection with such competitors as Etoys. The Company plans to create marketing partnerships and alliances with portal site market leaders such as Netscape and MSN. Alliances such as these cannot be established without a well-funded operation capable of sales in three years of $50M.

Marketing Strategy
------------------
     The marketing strategy encompasses a wide, integrated approach that includes:

     1. Search engine listings in major search engines such as Excite, Infoseek, AltaVista, etc;

     2. Listing in major directories such as Yahoo, Internet yellow pages, and Internet shopping directories;

     3. Banner advertising on high traffic, children's and working women's related sites;

     4.   Media relations;

     5.   Co-operative promotions;

     6.   E-mail distribution lists;

     7.   Charitable tie-ins;

     8.   Incentives for visiting the site;

     9.   Print advertising;

     10.  Radio advertising;

     11.  Talk show interviews; and,

     12. Internet news outlets.

     Marketing campaigns will use close relationships with high visibility, child related causes and publications to propel the Company message. The "one stop solution" for the busy parent or relative, saving him/her time and money will be a strong theme.


     A variety of tactics will be used to attract shopping to the site and to maintain loyalty for revisiting. These include a Company Birthday Club, discount for repeat purchases, special e-mail coupons, free gift wrapping on purchases over a specified limit, The Pediatricians Corner with Q&A on children's health, Kid's Cooking Corner, Kid's Book Corner and links to the Consumer Product Safety Commission. Special promotions will be made with toy manufacturers of unique items. The Company's branded items such as water bottles, printed T-shirts, whistles, yo-yos, etc. will be sold and added as bonuses on selected purchases.

     These programs are innovative for Internet children's sites. Several ideas pioneered by the Company have been copied by others, such as give aways and e-mail registration. The Company has many more ideas for innovative marketing. Many of the tactics are not being used by any of the Company's competitors. In the end, the success of the Company is dependent in large part to a broad marketing effort to attract visitors to the site. The unique customer retention programs will be the best on the Internet for children's sites.


Item   2.      Properties

The Company's executive and administrative offices are located at 22147 Pacific Coast Highway, #4, Malibu, California 90265. The Company pays no rent for use of the office and does not believe that it will require any additional office space in the foreseeable future in order to carry out its plan of operations described herein.

Item   3.      Legal Proceedings

There are no pending legal proceedings to which the Company is a party or to which any of the Company's assets or properties are subject.



Item   4.      Submission of Matters to a Vote of Security Holders

Not applicable.



                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters

The Company registered its common stock on a Form 10-SB Registration Statement on a voluntary basis, which became effective February 17, 2000. The Company's Common Stock is not presently traded on an established public trading market. Following the filing on this Form 10, the Company anticipates that it will submit its Common Stock for listing on the OTC Electronic Bulletin Board.

     The approximate number of record holders of the Company's Common Stock as of December 31, 1999 was 2, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding as of December 31, 1999 was 750,000.

     The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare any dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, and such other factors as the Board of Directors may consider. In addition, if the Company is able to negotiate new credit facilities, such facilities may include restrictions on the Company's ability to pay dividends.


RECENT SALES OF UNREGISTERED SECURITIES

     In March 1999, the Company issued unregistered securities to the initial shareholders of the Company resulting in the issuance and delivery of 100 shares and 900 shares of the Company's Common Stock to PageOne Business Productions, LLC ("PageOne"), and Appletree Investment Company, Ltd. ("Appletree"), respectively. Such securities were issued for aggregate consideration totaling $1,000 pursuant to the exemptions from registration provided under the Delaware General Corporation Law and the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for issuances of securities not involving any public offering.

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Registration Statement. For the period since inception (May 9, 1997) through December 31, 1999, during the Company's development stage, the Company has a cash balance of $11.00, and has generated a net loss of ($1,369).

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------
     The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination.

PLAN OF OPERATION

     The Company has registered a dot.com name and has determined it can begin conducting its business with limited financing that it has arranged.


Item   7.      Financial Statements

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.



Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

Not applicable.

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of the Company, as well as their respective ages and positions with the Company, are as follows:

Name                              Age                   Position
----                              ---                   --------

George A. Todt                    46         Chairman of the Board of Directors

James F. Walters                  45         Vice President, Treasurer and Chief
                                             Financial Officer

Mary Elizabeth Rowbottom          28         President and Secretary


     GEORGE A. TODT has been the Chairman of the Company's Board of Directors since its inception. Prior to founding the Company, Mr. Todt has been a managing member of PageOne Business Productions, LLC, since March 1996. Mr. Todt's experience over the past 15 years includes working with 10 start-up companies, raising venture capital, and arranging strategic partnerships and initial public offerings. He has researched, developed and implemented marketing and sales training programs in several industries.

     From 1990 to 1995, Mr. Todt was Chief Executive Officer of REPCO, a start-up company based in St. Louis, Missouri, where his responsibilities included product selection, market research and implementation, from large contracts to small industrial products. REPCo's largest project included a turn-key tire recycling plant built in Japan. Mr. Todt traveled extensively in China, Japan, India, Russia and Europe, establishing manufacturing contracts, marketing and distribution programs, and bidding on and managing government contracts. Mr. Todt also has consulted internationally on technology exchanges and rights.

     From 1989 to 1991, Mr. Todt was an investor/director of FLEXWARE, an accounting and networking software company located in Los Angeles, which was a leader in the field of networking language for MAC, DOS, UNIX and DEC computers. Mr. Todt assisted in obtaining financing, restructuring and establishing a marketing strategy for FLEXWARE.

     In June 1986, Mr. Todt began working full-time in sales with Todt Industrial Supply, and in December 1986, he acquired the company and Todt Sheet Metal Company (collectively, the "Todt Companies" in Cape Girardeau, Missouri). From 1987 to 1990, Mr. Todt served as Chief Executive Officer of the Todt
Companies, reorganized the companies, implemented new marketing and sales programs, automated accounting and developed the business into eight divisions, four of which he created. Under Mr. Todt's leadership, the Todt Companies grew from 29 to 130 employees, and annual sales grew from $2 million to $8 million.

     From 1985 to 1986, Mr. Todt served as Vice President of Administration at HOH Water Technology, Los Angeles, California. As Vice President, he reorganized the Company's structure, developed an engineering department, was responsible for redesigning its product, developing a marketing plan and negotiating strategic alliances with General Electric, Du Pont, and Mitsui. Eventually, he succeeded in taking HOH public.


     From 1979 to 1983, Mr. Todt was the founder and Managing Director of Todt & Associates, a marketing and investment partnership in Malibu, California, raising financing for several start-up companies and projects, developing mining and refining equipment for the precious metal industry, and setting up a sales and distribution network. In addition, Mr. Todt managed an international precious metal arbitrage company and researched a book on precious metals which spent 22 weeks on England's "best seller" list. Mr. Todt also designed, coordinated and managed three hundred employees in the construction of a $4,000,000 multi-purpose building.

     JAMES F. WALTERS has served as the Vice President, Treasurer and Chief Financial Officer of the Company since its inception. Mr. Walters joined Kellogg & Andelson as an accountant in 1976, was elected a partner in 1980, was promoted to Managing Partner in 1984, and elected Chairman of the Board of Kellogg & Andelson Accountancy Corporation in 1995. As Chairman, Mr. Walters is currently responsible for the overall management of the 80-person firm. Mr. Walters has assisted the firm's clients in connection with the preparation of their initial public offerings, private finance, merger, acquisition and restructuring strategies. He continues to be an active consultant in the many phases of client business operations, such as operational control systems, general management and capital funding, servicing middle market companies in many different industries, including aerospace, mail order, entertainment, high tech, retail, import/export, graphic design, business management, plastics and publishing.

     Mr. Walters previously served as a member of the Board of Directors of Kistler Aerospace, a manufacturer of reusable rockets that deliver satellites into orbit, and was instrumental in the initial financing of that company. Mr. Walters also serves as a member of the Board of Directors of California Fitnuts, Inc., a start-up company which produces, through a patented process, nuts that have 50% less fat. In addition, Mr. Walters has founded, owned and managed companies in the commercial photography, corporate events, auto repair and concrete molding industries.

     Mr. Walters received an M.B.A. degree from Pepperdine University (Malibu, California) in 1981, and a B.S. degree in Accounting from California State University, Northridge (CSUN) in 1976.

     MARY ELIZABETH ROWBOTTOM has served as the Secretary of the Company since inception and has been President since November 22, 1999. Ms. Rowbottom also has worked at PageOne Business Productions since September 1996 serving as Vice President since March 1997. From 1994 to 1996, Ms. Rowbottom served in various capacities and, most recently, as a talent manager with HSI Productions, a bi-coastal commercial film production company producing television commercials and music videos, and serviced substantial advertising agency clients, including Leo Burnett, DDB Needham and Bozell Worldwide. Prior thereto, Ms. Rowbottom was an assistant to Merrill Lynch account representatives. Ms. Rowbottom received a B.A. degree in Communications from the University of Wisconsin in 1993.


    Directors of the Company are elected annually by the stockholders of the Company to serve for a term of one year or until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors subject to any rights under employment agreements. All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board. No other compensation is, or will be, paid to directors for services rendered as directors. From the Company's inception to the date of this filing, there have been no meetings of the Company's Board of Directors. Other actions of the Company's Board of Directors were taken pursuant to unanimous written consents. There are no family relationships between any directors or officers of the Company.


               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company was not subject to the reporting requirements of Section 16(a) during fiscal 1999.

Item  10.      Executive Compensation

Consistent with our present policy, no director or executive officer of Big Fun Toys receives compensation for services rendered to the company. However, such persons are entitled to be reimbursed for expenses incurred by them in pursuit of Big Fun Toys' business objectives.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUE
--------------------------------------------------------------------------------

     The Company does not have any officer or director stock option plan. The Company intends to incorporate one after a public offering. The Company does not have an employee stock option plan. (ESOP). The Company intends to incorporate one after a public offering.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------

     There were no option/SAR Grants in the last fiscal year.

COMPENSATION OF DIRECTORS
------------------------

     The Company's directors serve without compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of the date hereof by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock; (ii) each director; (iii) each executive officer listed in the Summary Compensation Table in Item 6 of this Form 10; and (iv) all directors and executive officers as a group. Unless otherwise indicted, each of the following stockholders has sole voting and investment power with respect to the shares beneficially owned, except to the extent that such authority is shared by spouses under applicable law.


                                                   Amount of      Percentage of
Name and Address of                                Beneficial       Outstanding
Beneficial Owner                                   Ownership         Shares
----------------                                   ---------         ------
Appletree Investment Co., Ltd.                    750,000(1)          100%
C/o Anglo Irish Trust (I.O.M.)
69 Athol Street
Douglas, Isle of Man 1M1 1JE

PageOne Business Productions, LLC(1)              412,500              55%
860 Via de la Paz, Suite E-1
Pacific Palisades, CA 90272

George A. Todt                                    412,500(2)           55%

James F. Walters                                  412,500(2)           55%

Mary Elizabeth Rowbottom                          412,500(2)           55%

All executive officers and directors as a         412,500(2)           55%
group (3 persons)

-----------------------------
(1) Consists of 337,500 shares held of record by Appletree Investment Company, Ltd., an Isle of Man corporation, and 412,500 shares held of record by Page One Business Productions, LLC, a Delaware limited liability company, of which Appletree is a managing member.

(2) Consists solely of 412,500 shares held of record by Page One Business Productions, LLC, a Delaware limited liability company, of which Messrs. Todt and Walters are managing members and Ms. Rowbottom is Vice President.

Item  12.      Certain Relationships and Related Transactions

     In March 1999, the Company issued 100 shares of the Company's Common Stock to PageOne, of which George Todt and James Walters are managing members and Ms. Rowbottom is Vice President. Such securities were issued for $1.00 per share.



Item  13.      Exhibits and Reports on Form 8-K

(a)(1) The following financial statements are contained on Pages F-1 through F-8:

               REPORT  OF  INDEPENDENT  AUDITOR,   WEINBERG  &  COMPANY,   P.A.,
               CERTIFIED PUBLIC ACCOUNTANTS DATED APRIL 6, 2000.

               BALANCE SHEET AS OF DECEMBER 31, 1999

               STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM MAY 9, 1997 (INCEPTION) TO DECEMBER 31, 1999

               STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM MAY 9, 1997 (INCEPTION) TO DECEMBER 31, 1999

               STATEMENTS OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM MAY 9, 1997 (INCEPTION) TO DECEMBER 31, 1999

               NOTES TO FINANCIAL STATEMENTS

(a)(3)   Exhibits

          The following exhibits are filed with this report.

3.1.1     Amended  and  Restated   Articles  of   Incorporation   of  Registrant
          (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28537)

3.2.1     ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-28537)

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                AUDITOR'S REPORT




To the Board of Directors of:
 Big Fun Toys, Inc.

We have audited the accompanying balance sheet of Big Fun Toys, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended and for the period from May 9, 1997 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Big Fun Toys, Inc. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and for the period from May 9, 1997 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company without operations and has had accumulated operating losses of $1,369 since inception and a working capital deficiency of $359. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 6, 2000

                               BIG FUN TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1999


3

                                           ASSETS

CURRENT ASSETS
   Cash                                                                 $    11
                                                                        -------

TOTAL ASSETS                                                            $    11
                                                                        =======


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
   Loan payable to principal stockholder                                $   370
                                                                        -------
STOCKHOLDERS' DEFICIENCY

   Preferred stock, $0.001 par value, 8,000,000 shares
     authorized, none issued and outstanding                                -
   Common stock, $0.001 par value, 100,000,000 shares
    authorized, 750,000 issued and outstanding                              750
   Additional paid-in capital                                               260
   Accumulated deficit during development stage                          (1,369)
                                                                        -------
TOTAL STOCKHOLDERS' DEFICIENCY                                             (359)
                                                                        -------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $    11
                                                                        =======










                 See accompanying notes to financial statements

                               BIG FUN TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                 May 9, 1997
                                                                 (Inception)
                                                    Year Ended       to
                                                      December     December
                                                      31, 1999    31, 1999
                                                    ----------    ---------
REVENUES                                             $     -      $     -
                                                     ---------    ---------

EXPENSES

   Accounting fees                                         500          500
   Bank charges                                            120          120
   Consulting fees                                         -             10
   Legal fees                                              500          500
   Taxes                                                   239          239
                                                     ---------    ---------

NET LOSS                                             $  (1,359)   $  (1,369)
                                                     =========    =========

   Net loss per share - basic and diluted            $   (.002)   $   (.002)
                                                     =========    =========

   Weighted average number of shares
    outstanding during the period -
    basic and diluted                                  650,342      478,930
                                                     =========    =========





                 See accompanying notes to financial statements


                               BIG FUN TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM MAY 9, 1997 (INCEPTION) TO DECEMBER 31, 1999

                                                                                         Accumulated
                                                     Common Stock           Additional     During
                                                 ---------------------       Paid-In      Development
                                                  Shares      Amount         Capital         Stage         Total
                                                 ---------   ---------    -----------    ------------     --------



   Common stock issued for services              375,000     $   375       $             $     -          $    10

   Net loss for the year ended                       -           -             -              (10)            (10)
   December 31, 1997
                                                 -------     -------       -------        -------         -------

   Balance, December 31, 1997                    375,000         375          (365)           (10)            -
                                                 -------     -------       -------        -------         -------

   Balance, December 31, 1998                    375,000         375          (365)           (10)            -

   Common stock issued for cash                  375,000         375           625            -             1,000

   Net loss for the year ended December 31,
   1999                                              -           -             -           (1,359)         (1,359)
                                                 -------     -------       -------        -------         -------

Balance, December 31, 1999                       750,000     $   750       $   260        $(1,369)        $  (359)
                                                 =======     =======       =======        =======         =======



                 See accompanying notes to financial statements

                               BIG FUN TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                      May 9,
                                                    For the Year       1997
                                                        Ended       (Inception)
                                                      December      To December
                                                      31, 1999        31, 1999
                                                     ----------     -----------

Cash flows from operating activities
   Net loss                                           $(1,359)       $(1,369)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Common stock issued for services                       -               10
                                                      -------        -------
   Net cash used in operating activities               (1,359)        (1,359)
                                                      -------        -------

Cash flows from financing activities
   Proceeds from issuance of common stock               1,000          1,000
   Loan proceeds from principal stockholder               370            370
                                                      -------        -------
   Net cash provided by financing activities            1,370          1,370
                                                      -------        -------

NET INCREASE IN CASH                                       11             11

CASH AND CASH EQUIVALENTS - BEGINNING                     -               -
                                                      -------        -------

CASH AND CASH EQUIVALENTS - ENDING                    $    11        $    11
                                                      =======        =======









                 See accompanying notes to financial statements

                               BIG FUN TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------    ------------------------------------------

          (A) Organization and Description of Business

          Big Fun Toys, Inc. (a development stage company) (the "Company") was incorporated in the State of Delaware on May 9, 1997 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination. At December 31, 1999, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and fund raising,

          The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the additional capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

          (B) Use of Estimates

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

          (C) Cash and Cash Equivalents

          For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

          (D) Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the year ended December 31, 1999.

                               BIG FUN TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
-------    ------------------------------------------

          (E) Loss Per Share

          Net loss per common share for the year ended December 31, 1999 and for the period from May 9, 1997 (inception) to December 31, 1999 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 1999.

NOTE  2  LOAN PAYABLE TO PRINCIPAL STOCKHOLDER

          The loan payable to principal stockholder is a non-interest-bearing loan payable to PageOne Business Productions, LLC. The amount is due and payable on demand.

NOTE  3  STOCKHOLDERS' DEFICIENCY

          The Company was originally authorized to issue 2,000 shares of common stock at no par value. The Company issued 900 and 1,100 shares to AppleTree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively.

          Management subsequently filed an amendment to the articles of incorporation with the State of Delaware, which increased the number of authorized common shares to 100,000,000, effected a 375 to 1 split of the 2,000 previously issued common shares and created 8,000,000 authorized shares of preferred stock, of which the issuance, rights and other terms are to be determined by the Company's Board of Directors. In addition, the par value of the common stock was changed to $0.001 per share and the par value of the new preferred stock was set at $0.001 per share.

          The financial statements at December 31, 1999 give retroactive effect to common stock split, new authorized share amounts, and par values enumerated in the amended certificate of incorporation. During 1999, 375,000 shares of common stock were issued for proceeds of $1,000. No preferred shares have been issued as of December 31, 1999.

                               BIG FUN TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  4  GOING CONCERN

          As reflected in the accompanying financial statements, the Company has had accumulated losses of $1,369 since inception, a working capital deficiency of $359 and has not generated any revenues since it does not yet have an operating business. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          The Company intends to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BIG FUN TOYS, INC.


                               /s/ Mary Elizabeth Rowbottom
                        By:   ----------------------------
                              Mary Elizabeth Rowbottom
                              President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                       Date

/s/ George A. Todt             Director                      April 13, 2000



/s/ Mary Elizabeth Rowbottom   President                    April 13, 2000


/s/ James Walters              Vice President, Treasurer    April 13, 2000