Form 10KSB/A
period 1999-12-31
BIG FUN TOYS INC
filed 2000-04-17
CIK 1101177

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                AMENDMENT NO. 1


                                       TO

                                  FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31,1999.


                        Commission File Number 000-28537


                               AMENDMENT NO. 1


                                       TO

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

27.1     Financial Data Schedule *

               *  Previously filed

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









                 See accompanying notes to financial statements

                               BIG FUN TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------    ------------------------------------------

          (A) Organization and Description of Business


          Big Fun Toys, Inc. (a development stage company) (the "Company") was incorporated in the State of Delaware on May 9, 1997 to engage in an internet-based business. At December 31, 1999, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

          The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the additional capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.


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


          The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BIG FUN TOYS, INC.


 Amendment No. 1                    /s/ Mary Elizabeth Rowbottom
 April 17, 20000              By:   ----------------------------
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