Form 10QSB
period 2000-06-30
BIG FUN TOYS INC
filed 2000-08-21
CIK 1101177

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

           860 VIA DE LA PAZ, SUITE E-1, PACIFIC PALISADES, CA 90272
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 2330-6100
                                 ----------------
                           (ISSUER'S TELEPHONE NUMBER)

             22147 PACIFIC COAST HIGHWAY, SUITE 4, MALIBU, CA 90265
                 (Former Address, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ---      ---

     As of August 15, 2000, there were 750,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                               BIG FUN TOYS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

            BALANCE SHEET AS OF JUNE 30, 2000 (UNAUDITED)
            AND DECEMBER 31, 1999                                      2

            STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
            AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
            AND FROM MAY 9, 1997 (INCEPTION) TO JUNE 30, 2000
            (UNAUDITED)                                                3

            STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
            JUNE 30, 2000 AND JUNE 30, 1999 AND FOR THE PERIOD
            FROM MAY 9, 1997 (INCEPTION) TO JUNE 30, 2000
            (UNAUDITED)                                                4

            NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2000
            (UNAUDITED)                                                5-7


           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      8

         PART II. OTHER INFORMATION

               Item 6. Exhibits and Reports filed on Form 8-K          8

                        Signatures                                     9

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements


                                      BIG FUN TOYS, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEET

                                     ASSETS
                                                  June 30, 2000    December 31,
                                                   (unaudited)        1999
                                                  -------------   ------------
CURRENT ASSETS
  Cash                                            $      -         $        11
                                                  -------------    -----------

TOTAL ASSETS                                      $      -         $        11
------------                                      =============    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable to stockholder                     $     16,670     $       370
                                                  -------------    -----------

  TOTAL LIABILITIES                                     16,670             370
                                                  -------------    -----------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value,
    8,000,000 shares authorized, none issued
    and outstanding                                       -               -
  Common stock, $0.001 par value, 100,000,000
    shares authorized, 750,000 issued and
    outstanding                                            750             750
  Additional paid-in capital                               260             260
  Accumulated deficit during development stage         (17,680)         (1,369)
                                                  -------------   -------------

TOTAL STOCKHOLDERS' DEFICIENCY                         (16,670)           (359)
                                                  -------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $       -       $         11
----------------------------------------------    =============   ============


                 See accompanying notes to financial statements

                               BIG FUN TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                      For the
                                                                For the          For the          For the           Period From
                                                For the          Three             Six              Six              May 9, 1997
                                                 Three           Months           Months           Months            (Inception)
                                                Months           Ended            Ended            Ended                 to
                                              Ended June         June 30,         June 30,         June 30,           June 30,
                                               30, 2000            1999             2000             1999               2000
                                              ------------      -----------      -----------      -----------       -------------
REVENUES                                      $     -           $    -           $    -           $    -            $      -
                                              ------------      -----------      -----------      -----------       -------------

EXPENSES
  Accounting fees                                  2,000              500            4,000              500               4,500
  Bank charges                                      -                  30               11               30                 131
  Consulting fees                                   -                  10             -                  10                  10
  Legal fees                                       3,000              500            6,000              500               6,500
  Taxes                                             -                -                -                -                    239
  Office & postage expense                           750             -               1,500             -                  1,500
  Rent                                             2,400             -               4,800             -                  4,800
                                              ------------      -----------      -----------      -----------       -------------

NET LOSS                                      $   (8,150)       $  (1,040)       $ (16,311)       $  (1,040)        $   (17,680)
--------                                      ============      ===========      ===========      ===========       =============

Net loss per share - basic and diluted        $  (0.0109)       $ (0.0014)       $ (0.0217)       $ (0.0019)        $   (0.0339)
                                              ============      ===========      ===========      ===========       =============

Weighted average number of shares
  outstanding during the period -
  basic and diluted                              750,000          721,154          750,000          549,033             521,867
                                              ============      ===========      ===========      ===========       =============


                        See accompanying notes to financial statements

                                      BIG FUN TOYS, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)



                                                                                          May 9, 1997
                                                      For the six       For the six       (inception)
                                                     months ended      months ended       to June 30,
                                                     June 30, 2000     June 30, 1999         2000
                                                     --------------    --------------    --------------
Cash flows from operating activities
  Net loss                                           $    (16,311)     $     (1,040)     $    (17,680)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stock issued for services                                -                   10                10
  (Increase) in due from stockholder                         -                 (230)             -
  Increase in accrued expenses                               -                  500              -
                                                     --------------    --------------    --------------
     Net cash used in operating activities                (16,311)             (760)          (17,670)
                                                     --------------    --------------    --------------

Cash flows from financing activities
  Proceeds from issuance of common stock                     -                1,000             1,000
  Loan proceeds from stockholder                           16,300              -               16,670
                                                     --------------    --------------    --------------
     Net cash provided by financing activities             16,300             1,000            17,670
                                                     --------------    --------------    --------------

Net increase in cash                                          (11)              240              -

Cash and cash equivalents - Beginning                          11              -                 -
                                                     --------------    --------------    --------------

Cash and cash equivalents - ending                   $       -         $        240      $       -
                                                     ==============    ==============    ==============




                        See accompanying notes to financial statements

                               BIG FUN TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


NOTE  1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (A) Organization and Description of Business

               Big Fun Toys, Inc. (a development stage company) (the "Company") was incorporated in the State of Delaware on May 9, 1997 to serve as a vehicle to engage in an internet-based business. At June 30, 2000, the Company had not yet commenced any revenue-generating business operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

               The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the additional capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

               (B) Basis of Presentation

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulation of the Securities and Exchange Commission for interim financial information necessary for a comprehensive presentation of financial position and results of operations.

               In Management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

                               BIG FUN TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

NOTE  1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

               (D) Cash and Cash Equivalents

               For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

               (E) Income Taxes

               The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement
               No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the six months ended June 30, 2000.

               (F) Loss Per Share

               Net loss per common share for the periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at June 30, 2000.

NOTE  2 LOAN PAYABLE TO STOCKHOLDER

               The loan payable to stockholder is a non-interest-bearing loan payable to PageOne Business Productions, LLC. The amount is due and payable on demand.

                               BIG FUN TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

NOTE 3  STOCKHOLDERS' DEFICIENCY

               The Company was originally authorized to issue 2,000 shares of common stock at no par value. The Company issued 900 and 1100 shares to AppleTree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively.

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

               The financial statements at June 30, 2000 gives effect to the common stock split, new authorized share amounts, and par values enumerated in the amended certificate of incorporation. As of June 30, 2000, no preferred shares have been issued.

NOTE 4  GOING CONCERN

               As reflected in the accompanying financial statements, the Company has accumulated losses of $17,680, a working capital deficiency of $16,670 and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (May 9, 1997) through June 30, 2000, during the Company's development stage, the Company has a zero cash balance, and has accumulated losses of $(17,680).

FINANCIAL  CONDITION  AND LIQUIDITY
-----------------------------------

     The Company has a working capital deficiency of $16,670 and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from a stockholder. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination. Operating costs for the current period were funded by a loan from a stockholder.

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

                                        BIG FUN TOYS, INC.
                                        ------------------
                                        Registrant


 August 21, 2000                   By:      /s/ James Walters
 ---------------                        --------------------------------
                                             James Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule